Form 10-Q
period 2021-09-30
Fortistar Sustainable Solutions Corp.
filed 2021-11-16
CIK 1822862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 16, 2021, there were 25,875,000 shares of Class A common stock, $0.0001 par value and 6,468,750 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 (Unaudited) and for the period from August 25, 2020 (inception) through September 30, 2020	2
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 (Unaudited) and for the period from August 25, 2020 (inception) through September 30, 2020	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 (Unaudited) and for the period from August 25, 2020 (inception) through September 30, 2020	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22
Part III. Signatures	23

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$736,821	$107,601
Prepaid expenses	419,230	—
Total Current Assets	1,156,051	107,601

Deferred offering costs	—	289,437
Marketable securities held in Trust Account	258,773,105	—
TOTAL ASSETS	$259,929,156	$397,038

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$284,452	$3,952
Accrued offering costs	5,000	222,038
Promissory note – related party	—	150,000
Total Current Liabilities	289,452	375,990

Warrant liabilities	15,084,375	—
Deferred underwriting fee payable	9,056,250	—
Total Liabilities	24,430,077	375,990

Commitments (Note 7)

Class A common stock subject to possible redemption; 25,875,000 and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	258,750,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value, 300,000,000 shares authorized; no shares issued and outstanding (excluding 25,875,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020	—	—
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 6,468,750 shares issued and outstanding at September 30, 2021 and December 31, 2020 (1)	647	647
Additional paid-in capital	—	24,353
Accumulated deficit	(23,251,568)	(3,952)
Total Stockholders’ (Deficit) Equity	(23,250,921)	21,048
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$259,929,156	$397,038

(1)	At December 31, 2020, included up to 843,750 shares subject to forfeiture if the over-allotment option were not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from August 25, 2020 (Inception) through September 30,
	2021	2021	2020

Operating and formation costs	$249,741	$718,226	$659
Loss from operations	(249,741)	(718,226)	(659)

Other income (expenses):
Change in fair value of warrant liabilities	7,441,625	(603,375)	—
Transaction cost – warrants	—	(536,079)	—
Interest earned on marketable securities held in Trust Account	3,330	23,105	—
Total other income (expenses), net	7,444,955	(1,116,349)	—

Net income (loss)	$7,195,214	$(1,834,575)	$(659)

Weighted-average shares outstanding, Class A common stock	25,875,000	23,126,374	—
Basic and diluted earnings (loss) per share, Class A common stock	$0.22	$(0.06)	$—

Weighted-average shares outstanding, Class B common stock	6,468,750	6,379,121	5,625,000
Basic and diluted income (loss) per share, Class B common stock	$0.22	$(0.06)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	6,468,750	$647	$24,353	$(3,952)	$21,048

Accretion for Class A common stock subject to redemption amount	—	—	—	—	(2,033,353)	(21,413,041)	(23,446,394)

Net loss	—	—	—	—	—	(312,767)	(312,767)

Balance – March 31, 2021 (Restated)	—	—	6,468,750	647	—	(21,729,760)	(21,729,113)

Net Loss	—	—	—	—	—	(8,717,022)	(8,717,022)

Balance – June 30, 2021 (Restated)	—	—	6,468,750	647	—	(30,446,782)	(30,446,135)

Net Income	—	—	—	—	—	7,195,214	7,195,214

Balance – September 30, 2021	—	$—	6,468,750	$647	$—	$(23,251,568)	$(23,250,921)

FOR THE PERIOD FROM AUGUST 25, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance – August 25, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	6,468,750	647	24,353	—	25,000

Net loss	—	—	—	(659)	(659)
Balance – September 30, 2020	6,468,750	$647	$24,353	$(659)	$24,341

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,	For The Period From August 25, 2020 (Inception) Through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,834,575)	$(659)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(23,105)	—
Change in fair value of warrant liabilities	603,375	—
Transaction costs incurred in connection with IPO	536,079	—
Changes in operating assets and liabilities:
Prepaid expenses	(419,230)	—
Accrued expenses	280,501	659
Net cash used in operating activities	(856,955)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(258,750,000)	—
Net cash used in investing activities	(258,750,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	253,575,000	25,000
Proceeds from sale of Private Placement Warrants	7,175,000	—
Proceeds from promissory note - related party	—	150,000
Repayment of promissory note – related party	(150,000)	—
Payment of offering costs	(363,825)	(67,000)
Net cash provided by financing activities	260,236,175	108,000

Net Change in Cash	629,220	108,000
Cash – Beginning of period	107,601	—
Cash – End of period	$736,821	$108,000

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$5,000	$162,392
Initial classification of Class A common stock subject to possible redemption	$258,750,000	$—
Deferred underwriting fee payable	$9,056,250	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully complete a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Liquidity and Capital Resources

As of September 30, 2021, the Company had cash of $736,821 not held in the Trust Account and available for working capital purposes and working capital of $1,016,599. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of January 29, 2021 (audited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$231,797,570	$26,952,430	$258,750,000
Class A common stock	$270	$(270)	$—
Additional paid-in capital	$5,539,119	$(5,539,119)	$—
Accumulated deficit	$(540,031)	$(21,413,041)	$(21,953,072)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(26,952,430)	$(21,952,425)

Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$232,020,878	$26,729,122	$258,750,000
Class A common stock	$267	$(267)	$—
Additional paid-in capital	$5,315,813	$(5,315,813)	$—
Accumulated deficit	$(316,719)	$(21,413,041)	$(21,729,760)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(26,729,121)	$(21,729,113)

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$223,303,860	$35,446,140	$258,750,000
Class A common stock	$354	$(354)	$—
Additional paid-in capital	$14,032,744	$(14,032,744)	$—
Accumulated deficit	$(9,033,741)	$(21,413,041)	$(30,446,782)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(35,446,139)	$(30,446,135)

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (Unaudited)
Sale of 25,875,000 Units, net of underwriter discounts and offering expenses	$235,303,605	$(235,303,605)	$—
Cash paid in excess of fair value for private warrants	$2,009,000	$(2,009,000)	$—
Initial value of common stock subject to redemption	$(232,020,878)	$232,020,878	$—
Accretion for Class A common stock to redemption amount	$—	$(23,446,394)	$(23,446,394)
Total Shareholders’ Equity (Deficit)	$5,000,008	$(26,729,121)	$(21,729,113)

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (Unaudited)
Change in value of Class A common stock subject to redemption	$8,717,018	$(8,717,018)	$—
Total Shareholders’ Equity (Deficit)	$5,000,004	$(35,446,139)	$(30,446,135)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Initial classification of Class A common stock subject to possible redemption	$246,278,570	$(246,278,570)	$—
Change in value of common stock subject to redemption	$(14,257,692)	$14,257,692	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)
Initial classification of Class A common stock subject to possible redemption	$246,278,570	$(246,278,570)	$—
Change in value of common stock subject to redemption	$(22,974,710)	$22,974,710	$—

Statement of Operations For the Three Months Ended March 31, 2021
Weighted-average shares outstanding, Class A common stock	23,179,737	(5,642,257)	17,537,500
Basic and diluted loss per share, Class A common stock	$—	$(0.01)	$(0.01)
Weighted-average shares outstanding, Class B common stock	8,023,651	(1,826,776)	6,196,875
Basic and diluted loss per share, Class B common stock	$(0.04)	$0.03	$(0.01)

Statement of Operations For the Three Months Ended June 30, 2021
Weighted-average shares outstanding, Class A common stock	23,201,141	2,673,859	$25,875,000
Basic and diluted loss per share, Class A common stock	$—	$(0.27)	$(0.27)
Weighted-average shares outstanding, Class B common stock	9,142,609	(2,673,859)	6,468,750
Basic and diluted loss per share, Class B common stock	$(0.95)	$0.68	$(0.27)

Statement of Operations For the Six Months Ended June 30, 2021
Weighted-average shares outstanding, Class A common stock	23,192,559	(1,463,277)	21,729,282
Basic and diluted loss per share, Class A common stock	$—	$(0.32)	$(0.32)
Weighted-average shares outstanding, Class B common stock	8,586,221	(2,252,657)	6,333,654
Basic and diluted loss per share, Class B common stock	$(1.05)	$0.73	$(0.32)

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 26, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 29, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of nine months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”), Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stocks to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stocks resulted in charges against additional paid-in capital and accumulated deficit.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
At September 30, 2021, the Class A common stocks reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$258,750,000
Less:
Proceeds allocated to Public Warrants	$(9,315,000)
Class A common stocks issuance costs	$(14,131,394)
Plus:
Accretion of carrying value to redemption value	$23,446,394
Class A common stocks subject to possible redemption	$258,750,000

Warrant Liabilities

The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at the end of each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the nine months ended September 30, 2021, due to the valuation allowance recorded against the deferred tax assets arising from the Company’s net operating losses.

Net income (loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating net income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,112,500 shares of Class A common stocks in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from July 31, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$5,756,171	$1,439,043	$(1,437,938)	$(396,637)	$—	$(659)
Denominator:
Basic and diluted weighted average shares outstanding	25,875,000	6,468,750	23,126,374	6,379,121	—	5,625,000
Basic and diluted net income (loss) per common share	$0.22	$0.22	$(0.06)	$(0.06)	$—	$(0.00)

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,175,000 Private Placement Warrants at a price of $1.00 per private Placement Warrant, for an aggregate purchase price of $7,175,000, in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants. The difference between the initial fair value of $0.72 per share (or $5,166,000) of the Private Placement Warrants (see Note 9) and the purchase of $1.00 per share of $2,009,000 was recorded in additional paid-in capital.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On August 31, 2020, the Company issued an aggregate of 5,750,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. On January 26, 2021, the Company declared a stock dividend, which resulted in the issuance of 718,750 additional Founder Shares. Founder Shares issued and outstanding at September 30, 2021 aggregated to 6,468,750 shares. The Founder Shares included an aggregate of up to 843,750 shares of Class B common stock that were subject to forfeiture.  As a result of the underwriters’ election to fully exercise their over-allotment option on January 29, 2021, no Founder Shares are currently subject to forfeiture.

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

Administrative Services Agreement

The Company agreed, commencing on January 26, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $80,968 in fees for these services, respectively, of which such amounts are included in accrued expenses in the accompanying balance sheet.

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
SEPTEMBER 30, 2021
(Unaudited)
Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,056,250 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 25,875,000 shares of common stock subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 6,468,750 shares of Class B common stock issued and outstanding.

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
SEPTEMBER 30, 2021
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
SEPTEMBER 30, 2021
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$258,773,105

Liabilities:
Warrant Liability – Public Warrants	1	9,703,125
Warrant Liability – Private Placement Warrants	3	5,381,250

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. As of September 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.
The Private Placement Warrants were valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants.

The key inputs into the binomial lattice model for the Private Warrants as of September 30, 2021 were as follows:

Input
Market price of public shares	$9.77
Risk-free rate	0.94%
Dividend yield	0.00%
Volatility	14.3%
Exercise price	$11.50
Effective expiration date	6/13/26

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The following table presents the changes in the fair value of the Level 3 warrant liabilities for the nine months ended September 30, 2021:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 29, 2021	5,166,000	9,315,000	14,481,000
Change in valuation inputs or other assumptions	215,250	(258,750)	(43,500)
Transfer to Level 1	—	(9,056,250)	(9,056,250)
Fair value as of September 30, 2021	$5,381,250	$—	$5,381,250

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2021 was $9,056,250, there were no other transfers that occurred during the nine months ended September 30, 2021.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of January 29, 2021, March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 25, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $7,195,214, which consists of changes in fair value of warrant liability of $7,441,625 and interest earned on marketable securities held in Trust Account of $3,330, offset by operating cost of $249,741.

For the nine months ended September 30, 2021, we had a net loss of $1,834,575, which consists of transaction costs of $536,079 and changes in fair value of warrant liability of $603,375, interest earned on marketable securities held in Trust Account of $23,105, offset by operating costs of $718,226.

For the period from August 25, 2020 (inception) through September 30, 2020, we had a net loss of $659, which consists of formation and operating costs.

Liquidity and Capital Resources

On January 29, 2021, we consummated the Initial Public Offering of 25,875,000 Units at $10.00 per Unit, generating gross proceeds of $258,750,000, which is described in Note 4. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,175,000 Private Placement Warrant at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $7,175,000, which is described in Note 5.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $258,750,000 was placed in the Trust Account. We incurred $14,667,474 in Initial Public Offering related costs, including $5,175,000 of underwriting fees and $436,224 of other costs.

For the nine months ended September 30, 2021, cash used in operating activities was $856,955. Net loss of $1,834,575 was affected by interest earned on marketable securities held in the Trust Account of $23,105, changes in warrant liability of $603,375 and transaction costs allocable to warrant liability of $536,079. Changes in operating assets and liabilities used $138,729 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $258,773,105 (including approximately $23,105 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $736,821. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating net income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.

Changes in Internal Control over Financial Reporting

Other than as noted above, during the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the Company’s accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our consolidated balance sheet as of September 30, 2021 are derivative liabilities related to embedded features contained within our warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination

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

FORTISTAR SUSTAINABLE SOLUTIONS CORP.

Date: November 16, 2021	By:	/s/ Nadeem Nisar
	Name:	Nadeem Nisar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2021	By:	/s/ Scott Contino
	Name:	Scott Contino
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)