Form 10-Q
period 2022-06-30
Fortistar Sustainable Solutions Corp.
filed 2022-08-10
CIK 1822862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 10, 2022, there were 25,875,000 shares of Class A common stock, $0.0001 par value and 6,468,750 shares of Class B common stock, $0.0001 par value, issued and outstanding, respectively.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$77,605	$661,275
Prepaid expenses	186,228	302,159
Total Current Assets	263,833	963,434

Marketable securities held in Trust Account	259,146,180	258,778,573
TOTAL ASSETS	$259,410,013	$259,742,007

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$1,467,674	$1,746,660
Deferred legal fee	225,476	—
Income taxes payable	19,231	—
Total Current Liabilities	1,712,381	1,746,660

Warrant liabilities	2,578,423	12,265,755
Deferred underwriting fee payable	4,980,937	9,056,250
Total Liabilities	9,271,741	23,068,665

Commitments (Note 6)

Class A common stock subject to possible redemption; $0.0001 par value; 25,875,000 shares at redemption value at June 30, 2022 and December 31, 2021	258,826,900	258,750,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value, 300,000,000 shares authorized; none issued and outstanding (excluding 25,875,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 6,468,750 shares issued and outstanding at June 30, 2022 and December 31, 2021	647	647
Additional paid-in capital	3,851,701	—
Accumulated deficit	(12,540,976)	(22,077,305)
Total Stockholders’ Deficit	(8,688,628)	(22,076,658)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$259,410,013	$259,742,007

The accompanying notes are an integral part of these condensed financial statements.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$239,419	$278,985	$646,091	$468,485
Loss from operations	(239,419)	(278,985)	(646,091)	(468,485)

Other income (expense):
Change in fair value of warrant liabilities	3,621,297	(8,447,250)	9,687,332	(8,045,000)
Transaction costs incurred in connection with the Initial Public Offering	—	—	—	(536,079)
Reduction of deferred underwriter fee	146,712	—	146,712	—
Interest earned on marketable securities held in Trust Account	343,005	9,213	367,607	19,775
Total other income (expense), net	4,111,014	(8,438,037)	10,201,651	(8,561,304)

Income (Loss) before provision for income taxes	3,871,595	(8,717,022)	9,555,560	(9,029,789)
Provision for income taxes	(19,231)	—	(19,231)	—
Net income (loss)	$3,852,364	$(8,717,022)	$9,536,329	$(9,029,789)

Weighted average shares outstanding, Class A common stock	25,875,000	25,875,000	25,875,000	21,729,282
Basic and diluted net income (loss) per share, Class A common stock	$0.12	$(0.27)	$0.29	$(0.32)

Weighted average shares outstanding, Class B common stock	6,468,750	6,468,750	6,468,750	6,333,564
Basic and diluted net income (loss) per share, Class B common stock	$0.12	$(0.27)	$0.29	$(0.32)

The accompanying notes are an integral part of these condensed financial statements.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	6,468,750	$647	$—	$(22,077,305)	$(22,076,658)

Net income	—	—	—	—	—	5,683,965	5,683,965

Balance – March 31, 2022	—	$—	6,468,750	$647	$—	$(16,393,340)	$(16,392,693)

Remeasurement for Class A common stock to redemption amount	—	—	—	—	(76,900)	—	(76,900)

Reduction of deferred underwriter fee	—	—	—	—	3,928,601	—	3,928,601

Net income	—	—	—	—	—	3,852,364	3,852,364

Balance – June 30, 2022	—	$—	6,468,750	$647	$3,851,701	$(12,540,976)	$(8,688,628)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	6,468,750	$647	$24,353	$(3,952)	$21,048

Remeasurement for Class A common stock subject to redemption amount	—	—	—	—	(2,033,353)	(21,413,041)	(23,446,394)

Cash paid in excess of fair value for private warrants	—	—	—	—	2,009,000	—	2,009,000

Net loss	—	—	—	—	—	(312,767)	(312,767)

Balance – March 31, 2021	—	$—	6,468,750	$647	$—	$(21,729,760)	$(21,729,113)

Net loss	—	—	—	—	—	(8,717,022)	(8,717,022)

Balance – June 30, 2021	—	$—	6,468,750	$647	$—	$(30,446,782)	$(30,446,135)

The accompanying notes are an integral part of these condensed financial statements.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$9,536,329	$(9,029,789)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(367,607)	(19,775)
Change in fair value of warrant liabilities	(9,687,332)	8,045,000
Reduction of deferred underwriter fee	(146,712)	—
Transaction costs incurred in connection with IPO	—	536,079
Changes in operating assets and liabilities:
Prepaid expenses	115,931	(517,178)
Income Taxes Payable	19,231	—
Accrued expenses and accounts payable	(53,510)	203,263
Net cash used in operating activities	(583,670)	(782,400)

Cash Flows from Investing Activities:
Investment in Trust Account	—	(258,750,000)
Net cash used in investing activities	—	(258,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	253,575,000
Proceeds from sale of Private Placement Warrants	—	7,175,000
Repayment of promissory note – related party	—	(150,000)
Payment of offering costs	—	(363,825)
Net cash provided by financing activities	—	260,236,175

Net Change in Cash	(583,670)	703,775
Cash – Beginning of period	661,275	107,601
Cash – End of period	$77,605	$811,376

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$5,000
Deferred underwriting fee payable	$—	$9,056,250
Remeasurement of Class A common stock subject to possible redemption amount	$76,900	$—
Reduction of deferred underwriter fee	$(4,075,313)	$—

The accompanying notes are an integral part of these condensed financial statements.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below) and the change in fair value of its warrant liabilities.

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
JUNE 30, 2022
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

Risks and Uncertainties

Management is continually monitoring and evaluating the potential impact of the COVID-19 pandemic and the Russia-Ukraine war on our Company, and thus far management of the Company has concluded that while it is reasonably possible that the virus and/or the Russia-Ukraine war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
Liquidity and Going Concern

As of June 30, 2022, the Company had $77,605 in its operating bank account, $259,146,180 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith, and a working capital deficit of $1,129,267, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned on the Trust Account. As of June 30, 2022, $396,180 of the amount on deposit in the Trust Account represented interest income, which is available to be withdrawn to pay the Company’s tax obligations.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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
JUNE 30, 2022
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as a component of stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled as follows:

Gross proceeds	$258,750,000
Less:
Proceeds allocated to Public Warrants	(9,315,000)
Class A common stocks issuance costs	(14,131,394)
Plus:
Remeasurement of carrying value to redemption value	23,446,394
Class A common stocks subject to possible redemption, December 31, 2021	$258,750,000
Plus:
Remeasurement of carrying value to redemption value	76,900
Class A common stocks subject to possible redemption, June 30, 2022	$258,826,900

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s net deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 0.50% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.20% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, transaction costs allocated to warrants, and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,112,500 shares of Class A common stocks in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$3,081,891	$770,473	$(6,973,618)	(1,743,404)	$7,629,063	$1,907,266	$(6,991,837)	$(2,037,952)
Denominator:
Basic and diluted weighted average shares outstanding	25,875,000	6,468,750	25,875,000	6,468,750	25,875,000	6,468,750	21,729,282	6,333,564
Basic and diluted net income (loss) per common share	$0.12	$0.12	$(0.27)	$(0.27)	$0.29	$0.29	$(0.32)	$(0.32)

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
JUNE 30, 2022
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

Founder Shares

On August 31, 2020, the Company issued an aggregate of 5,750,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. On January 26, 2021, the Company declared a stock dividend, which resulted in the issuance of 718,750 additional Founder Shares. Founder Shares issued and outstanding at June 30, 2022 aggregated to 6,468,750 shares. The Founder Shares included an aggregate of up to 843,750 shares of Class B common stock that were subject to forfeiture.  As a result of the underwriters’ election to fully exercise their over-allotment option on January 29, 2021, no Founder Shares are currently subject to forfeiture.

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
JUNE 30, 2022
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

The sale of the Founders Shares to the Company’s independent director’s nominees is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 shares granted to the Company’s independent director nominees was $534,750 or $7.13 per share.  The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Administrative Services Agreement

The Company agreed, commencing on January 26, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, respectively, of which such amounts are included in accrued expenses in the accompanying condensed balance sheets. For the three and six months ended June 30, 2021, the Company incurred $20,968 and $50,968 in fees for these services, of which such amounts are included in accrued expenses in the accompanying condensed balance sheets.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021 there were no Working Capital Loan amounts outstanding.

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

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
Underwriting Agreement

The underwriters were entitled to a deferred fee of $0.35 per Unit, or $9,056,250 in the aggregate at the closing of the Initial Public Offering. On June 30, 2022, one of the underwriters waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $146,712 of income and $3,928,601 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee in the accompanying condensed financial statements. As of June 30, 2022 and December 31, 2021, the deferred underwriting fee payable is $4,980,937 and $9,056,250, respectively. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7.	STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 25,875,000 shares of common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 6,468,750 shares of Class B common stock issued and outstanding.

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

At June 30, 2022 and December 31, 2021, there were 12,937,500 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
JUNE 30, 2022
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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●
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

●	in whole and not in part;
●
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and
●
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

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
At June 30, 2022 and December 31, 2021 there were 7,175,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$259,146,180	$258,778,573

Liabilities:
Warrant Liability – Public Warrants	1	1,658,588	7,891,875
Warrant Liability – Private Placement Warrants	3	919,835	4,373,880

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. As of June 30, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.
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

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
The key inputs into the binomial lattice model for the Private Warrants were as follows:

Input	June 30, 2022	December 31, 2021
Market price of public shares	$9.81	$9.81
Risk-free rate	2.97%	2.97%
Dividend yield	0.00%	0.00%
Volatility	5.4%	12.9%
Exercise price	$11.50	$11.50
Effective expiration date	July 15, 2025	June 26, 2026

The following table presents the changes in the fair value of the Level 3 warrant liabilities for the six months ended June 30, 2022:

Private Placement Warrants
Fair value as of January 1, 2022	$4,373,880
Change in valuation inputs or other assumptions	(2,162,171)
Fair value as of March 31, 2022	$2,211,709
Change in valuation inputs or other assumptions	(1,291,874)
Fair value as of June 30, 2022	$919,835

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy that occurred during the three and six months ended June 30, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 25, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account and changes in fair value of the warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $3,852,364, which consists of changes in fair value of warrant liabilities of $3,621,297, reduction of deferred underwriter fee of $146,712 and interest earned on marketable securities held in the Trust Account of $343,005, offset by operating costs of $239,419 and provision for income taxes of $19,231.

For the six months ended June 30, 2022, we had a net income of $9,536,329, which consists of changes in fair value of warrant liabilities of $9,687,332, reduction of deferred underwriter fee of $146,712 and interest earned on marketable securities held in the Trust Account of $367,607, offset by operating costs of $646,091 and provision for income taxes of $19,231.

For the three months ended June 30, 2021, we had a net loss of $8,717,022, which consists of operating costs of $278,985 and changes in fair value of warrant liability of $8,447,250, offset by interest earned on marketable securities held in the Trust Account of $9,213.

For the six months ended June 30, 2021, we had a net loss of $9,029,789, which consists of operating costs of $468,485, transaction costs of $536,079 and changes in fair value of warrant liability of $8,045,000, offset by interest earned on marketable securities held in the Trust Account of $19,775.

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

For the six months ended June 30, 2022, cash used in operating activities was $583,670. Net income of $9,536,329 was affected by interest earned on marketable securities held in the Trust Account of $367,607, costs associated with the reduction of deferred underwriter fee of $146,712 and changes in fair value of warrant liability of $9,687,332. Changes in operating assets and liabilities provided $81,652 of cash for operating activities.

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

As of June 30, 2022, we had marketable securities held in the Trust Account of $259,146,180 (including $396,180 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2022, we had cash of $77,605. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were entitled to a deferred fee of $0.35 per Unit, or $9,056,250 in the aggregate at the closing of the Initial Public Offering. On June 30, 2022, one of the underwriters waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, we recognized $146,712 of income and $3,928,601 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee in the accompanying condensed financial statements. As of June 30, 2022 and December 31, 2021, the deferred underwriting fee payable is $4,980,937 and $9,056,250, respectively. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations, and cash flows for the periods presented.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments;
●	restrictions on the issuance of securities; and
●	restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure);
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

FORTISTAR SUSTAINABLE SOLUTIONS CORP.

Date: August 10, 2022	By:	/s/ Nadeem Nisar
	Name:	Nadeem Nisar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Scott Contino
	Name:	Scott Contino
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)