Form 10-Q
period 2022-09-30
Fortistar Sustainable Solutions Corp.
filed 2022-11-14
CIK 1822862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 14, 2022, there were 25,875,000 shares of Class A common stock, $0.0001 par value and 6,468,750 shares of Class B common stock, $0.0001 par value, issued and outstanding, respectively.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$3,365	$661,275
Prepaid expenses	94,242	302,159
Total Current Assets	97,607	963,434

Marketable securities held in Trust Account	260,322,011	258,778,573
TOTAL ASSETS	$260,419,618	$259,742,007

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$1,530,932	$1,746,660
Deferred legal fee	225,476	—
Income taxes payable	255,656	—
Total Current Liabilities	2,012,064	1,746,660

Warrant liabilities	2,438,802	12,265,755
Deferred underwriting fee payable	4,980,937	9,056,250
Total Liabilities	9,431,803	23,068,665

Commitments (Note 6)

Class A common stock subject to possible redemption; $0.0001 par value; 25,875,000 shares at redemption value at September 30, 2022 and December 31, 2021	259,716,306	258,750,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value, 300,000,000 shares authorized; none issued and outstanding (excluding 25,875,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 6,468,750 shares issued and outstanding at September 30, 2022 and December 31, 2021	647	647
Additional paid-in capital	2,962,295	—
Accumulated deficit	(11,691,433)	(22,077,305)
Total Stockholders’ Deficit	(8,728,491)	(22,076,658)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$260,419,618	$259,742,007

The accompanying notes are an integral part of these condensed financial statements.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$229,484	$249,741	$875,575	$718,226
Loss from operations	(229,484)	(249,741)	(875,575)	(718,226)

Other income (expense):
Change in fair value of warrant liabilities	139,621	7,441,625	9,826,953	(603,375)
Transaction costs incurred in connection with the Initial Public Offering	—	—	—	(536,079)
Reduction of deferred underwriter fee	—	—	146,712	—
Interest earned on marketable securities held in Trust Account	1,175,831	3,330	1,543,438	23,105
Total other income (expense), net	1,315,452	7,444,955	11,517,103	(1,116,349)

Income (Loss) before provision for income taxes	1,085,968	7,195,214	10,641,528	(1,834,575)
Provision for income taxes	(236,425)	—	(255,656)	—
Net income (loss)	$849,543	$7,195,214	$10,385,872	$(1,834,575)

Weighted average shares outstanding, Class A common stock	25,875,000	25,875,000	25,875,000	23,126,374
Basic and diluted net income (loss) per share, Class A common stock	$0.03	$0.22	$0.32	$(0.06)

Weighted average shares outstanding, Class B common stock	6,468,750	6,468,750	6,468,750	6,379,121
Basic and diluted net income (loss) per share, Class B common stock	$0.03	$0.22	$0.32	$(0.06)

The accompanying notes are an integral part of these condensed financial statements.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	6,468,750	$647	$—	$(22,077,305)	$(22,076,658)

Net income	—	—	—	—	—	5,683,965	5,683,965

Balance – March 31, 2022	—	$—	6,468,750	$647	$—	$(16,393,340)	$(16,392,693)

Remeasurement for Class A common stock to redemption amount	—	—	—	—	(76,900)	—	(76,900)

Reduction of deferred underwriter fee	—	—	—	—	3,928,601	—	3,928,601

Net income	—	—	—	—	—	3,852,364	3,852,364

Balance – June 30, 2022	—	$—	6,468,750	$647	$3,851,701	$(12,540,976)	$(8,688,628)

Remeasurement for Class A common stock to redemption amount	—	—	—	—	(889,406)	—	(889,406)

Net income	—	—	—	—	—	849,543	849,543

Balance – September 30, 2022	—	$—	6,468,750	$647	$2,962,295	$(11,691,433)	$(8,728,491)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	6,468,750	$647	$24,353	$(3,952)	$21,048

Remeasurement for Class A common stock subject to redemption amount	—	—	—	—	(2,033,353)	(21,413,041)	(23,446,394)

Cash paid in excess of fair value for private warrants	—	—	—	—	2,009,000	—	2,009,000

Net loss	—	—	—	—	—	(312,767)	(312,767)

Balance – March 31, 2021	—	$—	6,468,750	$647	$—	$(21,729,760)	$(21,729,113)

Net loss	—	—	—	—	—	(8,717,022)	(8,717,022)

Balance – June 30, 2021	—	$—	6,468,750	$647	$—	$(30,446,782)	$(30,446,135)

Net income	—	—	—	—	—	7,195,214	7,195,214

Balance – September 30, 2021	—	$—	6,468,750	$647	$—	$(23,251,568)	$(23,250,921)

The accompanying notes are an integral part of these condensed financial statements.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$10,385,872	$(1,834,575)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,543,438)	(23,105)
Change in fair value of warrant liabilities	(9,826,953)	603,375
Reduction of deferred underwriter fee	(146,712)	—
Transaction costs incurred in connection with IPO	—	536,079
Changes in operating assets and liabilities:
Prepaid expenses	207,917	(419,230)
Income Taxes Payable	255,656	—
Accrued expenses and accounts payable	9,748	280,501
Net cash used in operating activities	(657,910)	(856,955)

Cash Flows from Investing Activities:
Investment in Trust Account	—	(258,750,000)
Net cash used in investing activities	—	(258,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	253,575,000
Proceeds from sale of Private Placement Warrants	—	7,175,000
Repayment of promissory note – related party	—	(150,000)
Payment of offering costs	—	(363,825)
Net cash provided by financing activities	—	260,236,175

Net Change in Cash	(657,910)	629,220
Cash – Beginning of period	661,275	107,601
Cash – End of period	$3,365	$736,821

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$5,000
Deferred underwriting fee payable	$—	$9,056,250
Remeasurement of Class A common stock subject to possible redemption amount	$966,306	$—
Reduction of deferred underwriter fee	$(4,075,313)	$—

The accompanying notes are an integral part of these condensed financial statements.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below) and the change in fair value of its warrant liabilities.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination or redeeming the Public Shares if the Company is unable to complete its Business Combination within the Combination Period (as defined below). The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully complete a Business Combination.

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
SEPTEMBER 30, 2022
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

Special Meeting to allow early redemption and liquidation

On November 10, 2022, the Company filed a definitive proxy statement relating to a special meeting of shareholders to approve (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Charter”) (the “Charter Amendment Proposal”) and (ii) an amendment to the Investment Management Trust Agreement, dated January 29, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (the “Trust Amendment Proposal” and together with the Charter Amendment Proposal, the “Proposals”), which would, if implemented, allow the Company to redeem all of its outstanding Public Shares in advance of the Company’s contractual expiration date of January 29, 2023 by changing the date by which the Company must cease all operations except for the purpose of winding up if it fails to complete a Business Combination from January 29, 2023 to the later of (x) December 2, 2022 or (y) the date of effectiveness of the second amended and restated charter (the “Amended Termination Date”).

If the Proposals are approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the Company will immediately after the special meeting, cease all operations, except for the purpose of winding up and as promptly as reasonably possible, but not more than ten business days thereafter, redeem all Public Shares (the “Mandatory Redemption”). The Company expects to complete the Mandatory Redemption on or around December 7, 2022, if shareholders approve the Proposals. Additionally, the last day of trading of the Public Shares will be December 2, 2022, if shareholders approve the Proposals.

As promptly as reasonably possible following such Mandatory Redemption, and subject to the approval of the Company’s then remaining stockholders and the Board, in accordance with applicable law, the Company shall dissolve and liquidate, subject in each case to the Company’s obligations under the General Corporation Law of the State of Delaware to provide for claims of creditors and the requirements of other applicable law.

The virtual special meeting will be held on Friday, December 2, 2022 at 9:30 a.m. Eastern Time, and the record date for the meeting is the close of business (New York time) on October 28, 2022.

Pursuant to the Charter, a public stockholder may request that the Company redeem all or a portion of its Public Shares for cash if the Charter Amendment Proposal is approved. Notwithstanding the foregoing, if the Charter Amendment Proposal is approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the Company will be obligated to redeem all Public Shares as promptly as reasonably possible after the Amended Termination Date. Therefore, no action is required by our Public Stockholders to redeem their Public Shares. If the Proposals are approved, the Public Shares will be automatically redeemed as part of the Mandatory Redemption.

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

Inflation Reduction Act of 2022

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. Because we are a Delaware corporation and our securities trade on Nasdaq, we are a “covered corporation” within the meaning of the Inflation Reduction Act.  While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation after December 31, 2022 is uncertain and could impact the per-share amount that would otherwise be received by our stockholders in connection with our liquidation.

We have filed and will mail stockholders of record as of October 28, 2022 a proxy statement for a special meeting to be held on December 2, 2022, or any adjournment thereof, to vote upon the Proposals to accelerate into 2022 the date by which we must cease all operations except for the purpose of winding up if we fail to complete a Business Combination, and to change the date on which Continental must commence liquidation of the trust account established in connection with our IPO.  This would permit us to redeem early all issued and outstanding Public Shares to return the funds to our public stockholders in calendar year 2022 before the Excise Tax begins to apply to stock repurchases and redemptions in 2023. If our stockholders do not approve the proposals, and we are unable to complete a Business Combination on or before January 29, 2023, we will dissolve and liquidate in accordance with our Charter, redemptions may be subject to the Excise Tax and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation could be impacted.

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
Liquidity and Going Concern

As of September 30, 2022, the Company had $3,365 in its operating bank account, $260,322,011 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith, and a working capital deficit of $1,308,751, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned on the Trust Account. As of September 30, 2022, $1,572,011 of the amount on deposit in the Trust Account represented interest income, which is available to be withdrawn to pay the Company’s tax obligations.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 29, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. On November 10, 2022, the Company filed a definitive proxy statement which contains proposals to (1) amend the the Company’s Charter by adopting the Charter Amendment Proposal and to (2) amend the Trust Agreement, by and between the Company and Continental, pursuant to an amendment to the Trust Agreement to change the date on which Continental must commence liquidation of the trust account established in connection with the Company’s Initial Public Offering to the Amended Termination Date. The Company is within 12 months of its mandatory liquidation date as of the time of this Quarterly Report on Form 10-Q.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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
SEPTEMBER 30, 2022
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as a component of stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled as follows:

Gross proceeds	$258,750,000
Less:
Proceeds allocated to Public Warrants	(9,315,000)
Class A common stock issuance costs	(14,131,394)
Plus:
Remeasurement of carrying value to redemption value	23,446,394
Class A common stock subject to possible redemption, December 31, 2021	$258,750,000
Plus:
Remeasurement of carrying value to redemption value	966,306
Class A common stock subject to possible redemption, September 30, 2022	$259,716,306

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s net deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 21.77% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 2.40% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, the reduction of the deferred underwriter fee and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,112,500 shares of Class A common stocks in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$679,634	$169,909	$5,756,171	1,439,043	$8,308,698	$2,077,174	$(1,437,938)	$(396,637)
Denominator:
Basic and diluted weighted average shares outstanding	25,875,000	6,468,750	25,875,000	6,468,750	25,875,000	6,468,750	23,126,374	6,379,121
Basic and diluted net income (loss) per common share	$0.03	$0.03	$0.22	$0.22	$0.32	$0.32	$(0.06)	$(0.06)

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
SEPTEMBER 30, 2022
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

Founder Shares

On August 31, 2020, the Company issued an aggregate of 5,750,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. On January 26, 2021, the Company declared a stock dividend, which resulted in the issuance of 718,750 additional Founder Shares. Founder Shares issued and outstanding at September 30, 2022 aggregated to 6,468,750 shares. The Founder Shares included an aggregate of up to 843,750 shares of Class B common stock that were subject to forfeiture.  As a result of the underwriters’ election to fully exercise their over-allotment option on January 29, 2021, no Founder Shares are currently subject to forfeiture.

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
SEPTEMBER 30, 2022
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

The sale of the Founders Shares to the Company’s independent director’s nominees is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 shares granted to the Company’s independent director nominees was $534,750 or $7.13 per share.  The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Administrative Services Agreement

The Company agreed, commencing on January 26, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in fees for these services, respectively, of which such amounts are included in accrued expenses in the accompanying condensed balance sheets. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $80,968 in fees for these services, of which such amounts are included in accrued expenses in the accompanying condensed balance sheets.

Promissory Note — Related Party

On August 31, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $150,000 was repaid at the closing of the Initial Public Offering on January 29, 2021. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loan amounts outstanding.

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

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
Underwriting Agreement

The underwriters were entitled to a deferred fee of $0.35 per Unit, or $9,056,250 in the aggregate at the closing of the Initial Public Offering. On June 30, 2022, one of the underwriters waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $146,712 of income and $3,928,601 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee in the accompanying condensed financial statements. As of September 30, 2022 and December 31, 2021, the deferred underwriting fee payable is $4,980,937 and $9,056,250, respectively. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

If the Proposals are approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the deferred underwriting commission will be included in the distribution of the proceeds held in the Trust Account made to the public stockholders upon liquidation in accordance with the terms of the underwriting agreement entered into in connection with the Initial Public Offering. In connection with the liquidation, the underwriters will forfeit any rights or claims to the deferred underwriting commission.

NOTE 7.	STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 25,875,000 shares of common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 6,468,750 shares of Class B common stock issued and outstanding.

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

If the Proposals are approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the deferred underwriting commission will be included in the distribution of the proceeds held in the Trust Account made to the public stockholders upon liquidation in accordance with the terms of the underwriting agreement entered into in connection with the Initial Public Offering. In connection with the liquidation, the underwriters will forfeit any rights or claims to the deferred underwriting commission.

NOTE 8.	WARRANTS

At September 30, 2022 and December 31, 2021, there were 12,937,500 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
SEPTEMBER 30, 2022
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

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
At September 30, 2022 and December 31, 2021 there were 7,175,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$260,322,011	$258,778,573

Liabilities:
Warrant Liability – Public Warrants	1	—	7,891,875
Warrant Liability – Public Warrants	2	1,568,776	—
Warrant Liability – Private Placement Warrants	3	870,026	4,373,880

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. As of September 30, 2022, the Public Warrants were transferred to a Level 2 measurement due to the lack of an active market on the measurement date and observable inputs in surrounding periods for the instrument.
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

FORTISTAR SUSTAINABLE SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
The key inputs into the binomial lattice model for the Private Warrants were as follows:

Input	September 30, 2022	December 31, 2021
Market price of public shares	$9.89	$9.81
Risk-free rate	4.11%	2.97%
Dividend yield	0.00%	0.00%
Volatility	8.2%	12.9%
Exercise price	$11.50	$11.50
Effective expiration date	April 29, 2024	June 26, 2026

The following table presents the changes in the fair value of the Level 3 warrant liabilities for the nine months ended September 30, 2022:

Private Placement Warrants
Fair value as of January 1, 2022	$4,373,880
Change in valuation inputs or other assumptions	(2,162,171)
Fair value as of March 31, 2022	$2,211,709
Change in valuation inputs or other assumptions	(1,291,874)
Fair value as of June 30, 2022	$919,835
Change in valuation inputs or other assumptions	(49,809)
Fair value as of September 30, 2022	$870,026

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy that occurred during the three and nine months ended September 30, 2022.

NOTE 10.	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than disclosed below, that would have required adjustment or disclosure in the condensed financial statements.

Withdrawal of Interest from Trust Account

On November 1, 2022, the Company withdrew $360,000 of interest income from the Trust Account to pay certain tax obligations.

Definitive Proxy Statement

On November 10, 2022, the Company filed a definitive proxy statement which contains proposals to (1) amend the Company’s Charter by adopting the Charter Amendment Proposal and to (2) amend the Trust Agreement, by and between the Company and Continental, pursuant to an amendment to the Trust Agreement to change the date on which Continental must commence liquidation of the trust account established in connection with the Company’s Initial Public Offering to the Amended Termination Date.

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

Special Meeting to allow early redemption and liquidation

On November 10, 2022, the Company filed a definitive proxy statement relating to a special meeting of shareholders to approve (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Charter”) (the “Charter Amendment Proposal”) and (ii) an amendment to the Investment Management Trust Agreement, dated January 29, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (the “Trust Amendment Proposal” and together with the Charter Amendment Proposal, the “Proposals”), which would, if implemented, allow the Company to redeem all of its outstanding Public Shares in advance of the Company’s contractual expiration date of January 29, 2023 by changing the date by which the Company must cease all operations except for the purpose of winding up if it fails to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (a “Business Combination”) from January 29, 2023 to the later of (x) December 2, 2022 or (y) the date of effectiveness of the second amended and restated charter (the “Amended Termination Date”).

If the Proposals are approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the Company will immediately after the special meeting, cease all operations, except for the purpose of winding up and as promptly as reasonably possible, but not more than ten business days thereafter, redeem all Public Shares (the “Mandatory Redemption”). The Company expects to complete the Mandatory Redemption on or around December 7, 2022, if shareholders approve the Proposals. Additionally, the last day of trading of the Public Shares will be December 2, 2022, if shareholders approve the Proposals.

As promptly as reasonably possible following such Mandatory Redemption, and subject to the approval of the Company’s then remaining stockholders and the Board, in accordance with applicable law, the Company shall dissolve and liquidate, subject in each case to the Company’s obligations under the General Corporation Law of the State of Delaware to provide for claims of creditors and the requirements of other applicable law.

The virtual special meeting will be held on Friday, December 2, 2022 at 9:30 a.m. Eastern Time, and the record date for the meeting is the close of business (New York time) on October 28, 2022.

Pursuant to the Charter, a public stockholder may request that the Company redeem all or a portion of its Public Shares for cash if the Charter Amendment Proposal is approved. Notwithstanding the foregoing, if the Charter Amendment Proposal is approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the Company will be obligated to redeem all Public Shares as promptly as reasonably possible after the Amended Termination Date. Therefore, no action is required by our Public Stockholders to redeem their Public Shares. If the Proposals are approved, the Public Shares will be automatically redeemed as part of the Mandatory Redemption.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 25, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account and changes in fair value of the warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $849,543, which consists of changes in fair value of warrant liabilities of $139,621 and interest earned on marketable securities held in the Trust Account of $1,175,831, offset by operating costs of $229,484 and provision for income taxes of $236,425.

For the nine months ended September 30, 2022, we had a net income of $10,385,872, which consists of changes in fair value of warrant liabilities of $9,826,953, reduction of deferred underwriter fee of $146,712 and interest earned on marketable securities held in the Trust Account of $1,543,438, offset by operating costs of $875,575 and provision for income taxes of $255,656.

For the three months ended September 30, 2021, we had a net income of $7,195,214, which consists of changes in fair value of warrant liability of $7,441,625 and interest earned on marketable securities held in Trust Account of $3,330, offset by operating costs of $249,741.

For the nine months ended September 30, 2021, we had a net loss of $1,834,575, which consists of transaction costs of $536,079, changes in fair value of warrant liability of $603,375 and operating costs of $718,226, offset by interest earned on marketable securities held in Trust Account of $23,105

Liquidity and Capital Resources

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

For the nine months ended September 30, 2022, cash used in operating activities was $657,910. Net income of $10,385,872 was affected by changes in fair value of warrant liabilities of $9,826,953, reduction of deferred underwriter fee of $146,712 and interest earned on marketable securities held in the Trust Account of $1,543,438. Changes in operating assets and liabilities provided $326,609 of cash for operating activities.

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

As of September 30, 2022, we had marketable securities held in the Trust Account of $260,322,011 (including $1,572,011 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the Trust Account. On October 27, 2022, we withdrew $360,000 of interest income from the Trust Account to pay certain tax obligations.

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

As of September 30, 2022, we had cash of $3,365. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 29, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. On November 10, 2022, the Company filed a definitive proxy statement which contains proposals to (1) amend the the Company’s Charter by adopting the Charter Amendment Proposal and to (2) amend the Trust Agreement, by and between the Company and Continental, pursuant to an amendment to the Trust Agreement to change the date on which Continental must commence liquidation of the trust account established in connection with the Company’s Initial Public Offering to the Amended Termination Date. The Company is within 12 months of its mandatory liquidation date as of the time of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were entitled to a deferred fee of $0.35 per Unit, or $9,056,250 in the aggregate at the closing of the Initial Public Offering. On September 30, 2022, one of the underwriters waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, we recognized $146,712 of income and $3,928,601 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee in the accompanying condensed financial statements. As of September 30, 2022 and December 31, 2021, the deferred underwriting fee payable is $4,980,937 and $9,056,250, respectively. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

If the Proposals are approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the deferred underwriting commission will be included in the distribution of the proceeds held in the Trust Account made to the public stockholders upon liquidation in accordance with the terms of the underwriting agreement entered into in connection with the Initial Public Offering. In connection with the liquidation, the underwriters will forfeit any rights or claims to the deferred underwriting commission.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations, and cash flows for the periods presented.

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

If our stockholders do not approve the Proposals at our upcoming special meeting to be held on December 2, 2022, or any adjournment thereof, and we are not able to redeem all issued and outstanding Public Shares in calendar year 2022, the Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution to our stockholders in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. Because we are a Delaware corporation and our securities trade on Nasdaq, we are a “covered corporation” within the meaning of the Inflation Reduction Act.  While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation after December 31, 2022 is uncertain and could impact the per-share amount that would otherwise be received by our stockholders in connection with our liquidation.

We have filed and will mail stockholders of record as of October 28, 2022 a proxy statement for a special meeting to be held on December 2, 2022, or any adjournment thereof, to vote upon the Proposals to accelerate into 2022 the date by which we must cease all operations except for the purpose of winding up if we fail to complete a Business Combination, and to change the date on which Continental must commence liquidation of the trust account established in connection with our IPO.  This would permit us to redeem early all issued and outstanding Public Shares to return the funds to our public stockholders in calendar year 2022 before the Excise Tax begins to apply to stock repurchases and redemptions in 2023. If our stockholders do not approve the proposals, and we are unable to complete a Business Combination on or before January 29, 2023, we will dissolve and liquidate in accordance with our Charter, redemptions may be subject to the Excise Tax and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation could be impacted.

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

We do not believe that our principal activities currently would cause us to be deemed an investment company or subject us to regulation under the Investment Company Act. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, and one or more elements of the 2022 Proposed Rules, including the proposed safe harbor rule, may not be adopted or may be adopted in a revised form, we do not have an agreement in place with a target for a Business Combination. Accordingly, we may not be able to complete our Business Combination within the 24-month period. If the 2022 Proposed Rules are adopted as proposed or in similar form, therefore, we may fall outside of the proposed safe harbor and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. Nevertheless, we intend to comply with the terms of the proposed safe harbor rule, including the duration component of that rule. As a result, we do not believe that the SEC would deem us to be an investment company for purposes of the Investment Company Act. However, if we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a Business Combination. In the event the Proposals are not approved and if we are unable to complete our Business Combination within the required period, we will redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, subject to certain adjustments. In such an event, our public shareholders may receive less than $10.00 per share upon such a distribution.

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

FORTISTAR SUSTAINABLE SOLUTIONS CORP.

Date: November 14, 2022	By:	/s/ Nadeem Nisar
	Name:	Nadeem Nisar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Scott Contino
	Name:	Scott Contino
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)